Form 10-K
period 2006-12-31
USAA Auto Owner Trust 2006-3
filed 2007-03-30
CIK 1371292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to

333-131356-02
(Commission File Number of Issuing Entity)

USAA Auto Owner Trust 2006-3
(Exact name of Issuing Entity as specified in its charter)

USAA Acceptance, LLC
(Exact name of Depositor as specified in its charter)

USAA Federal Savings Bank
(Exact name of Sponsor as specified in its charter)

Delaware	71-0898378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9830 Colonnade Blvd.
Suite 600
San Antonio, TX	78230
(Address of principal executive offices)	(Zip Code)

(302) 888-7536
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐	Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

FORM 10-K

PART 1

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 1	Business.
(B)	Item 1A	Risk Factors.
(C)	Item 2	Properties.
(D)	Item 3	Legal Proceedings.
(E)	Item 4	Submission of Matters to a Vote of Security Holders.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6	Selected Financial Data.
(C)	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(D)	Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8	Financial Statements and Supplementary Data.
(F)	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A	Controls and Procedures.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 10	Directors, Executive Officers and Corporate Governance.
(B)	Item 11	Executive Compensation.
(C)	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14	Principal Accountant Fees and Services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivative Instruments (Information Regarding Significant Enhancement Providers).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivative Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of USAA Federal Savings Bank (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator (the “Administrator”) of USAA Auto Owner Trust 2006-3 (the “Issuing Entity”)), USAA Acceptance, LLC (the “Depositor”), The Bank of New York, as successor trustee to JPMorgan Chase Bank, National Association (the “Indenture Trustee”), Wells Fargo Delaware Trust Company (the “Owner Trustee”) or the Issuing Entity that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of all of the pool assets owned by the Issuing Entity. The Sponsor is also the servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the servicer. The Issuing Entity was formed by the Depositor. USAA Federal Savings Bank is the Administrator of the Issuing Entity and the Depositor is the holder of the Issuing Entity’s Certificate, representing the residual interest in the Issuing Entity.

The Owner Trustee and the Indenture Trustee are banking corporations that the Sponsor and its affiliates may have other banking relationships with directly or with their affiliates in the ordinary course of their businesses. In some instances the Owner Trustee and the Indenture Trustee will be acting in similar capacities for other asset-backed transactions of the Sponsor for similar or other pool-asset types. The Owner Trustee and the Indenture Trustee charge fees for their services and such fees, to the extent they are not paid out of the cash flows of the Issuing Entity, will be payable by the Administrator or the Servicer.

Other than as specified in this Item above, none of USAA Federal Savings Bank, the Depositor or the Issuing Entity is an affiliate of any of the following parties, and none of the following parties are affiliates of any of the other following parties:

(1)	Indenture Trustee.

(2)	Owner Trustee.

There are no significant obligors contemplated by Item 1112 of Regulation AB, enhancement or support providers contemplated by Item 1114 or 1115 of Regulation AB, or other material parties related to the Notes contemplated by Item 1101(d)(1) of Regulation AB.

Prior to October 1, 2006, JPMorgan Chase Bank, National Association was the indenture trustee. On October 1, 2006, the sale by JPMorgan Chase Bank, National Association of select portions of the corporate trust business, including municipal and corporate and structured finance trusteeships, to The Bank of New York was closed. As a result of this acquisition, The Bank of New York has succeeded JPMorgan Chase Bank, National Association as indenture trustee under the Indenture (the “Indenture”), dated as of August 22, 2006, between the Issuing Entity and JPMorgan Chase Bank, National Association, as indenture trustee, in accordance with Section 6.09 of the Indenture.

In addition, to the best of our knowledge, there are no business relationships, agreements, arrangements, transactions or understandings entered into outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated third party, apart from the asset-backed securities transaction involving the issuance of the Notes and the Certificate by the Issuing Entity, between USAA Federal Savings Bank (in its capacities as Sponsor, Originator, Servicer or Administrator) the Depositor, the Indenture Trustee, the Owner Trustee and the Issuing Entity, or any affiliates of such parties, that currently exists or that existed during the past two years and that is material to an investor’s understanding of the Notes.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer, the Indenture Trustee and FDI Computer Consulting, Inc. (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer, the Indenture Trustee and FDI Computer Consulting, Inc. has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Assessment Reports prepared by the Servicer, the Indenture Trustee or FDI Computer Consulting Inc., and none of the related Attestation Reports, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party except as specified in the paragraphs below.

As set forth in Exhibit 33.1 and Exhibit 34.1 to this Form 10-K, the Servicer’s Servicing Assessment Report, and the related Attestation Report, reported a material instance of noncompliance with respect to Item 1122(d)(3)(i) of Regulation AB, at the platform level. As set forth on such Servicing Assessment Report and related Attestation Report, the First Priority Principal Payment in the monthly servicing reports filed as exhibits in two Reports on Form 10-D was not calculated accurately. In addition, one Report on Form 10-D required to be filed with the Commission was not timely filed. Such Servicing Assessment Report and related Attestation Report also indicates that processes have been corrected to ensure the First Priority Principal Payment is calculated accurately for presentation in the monthly servicing reports. In addition, processes have been improved to ensure Reports on Form 10-D are filed timely.

As set forth in Exhibit 33.2 and Exhibit 34.2 to this Form 10-K, JPMorgan Chase Bank, National Association’s Servicing Assessment Report, in its capacity as Indenture Trustee, and the related Attestation Report, reported a material instance of noncompliance with respect to Items 1122(d)(3)(i) and 1122(d)(3)(ii) of Regulation AB, at the platform level. As set forth on such Servicing Assessment Report and related Attestation Report, certain monthly investor reports omitted information required by the transaction agreements and/or contained errors in the information presented and certain monthly investor distributions contained errors as to amounts due to certain investors. Such Servicing Assessment Report and related Attestation Report also indicates that all such errors and omissions were corrected and appropriate measures were taken to avoid similar errors and omissions.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USAA AUTO OWNER TRUST 2006-3

By: USAA Federal Savings Bank, as Servicer

/s/ FRITZ D. BOHNE

By:

Name:	Fritz D. Bohne
Title:	Vice President, Senior Financial Officer

Date: March 30, 2007

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference to the Depositor’s filing on Form 8-K filed with the Commission on October 4, 2006).

Exhibit 4.1

Indenture, dated as of August 22, 2006, between the Issuing Entity and the Indenture Trustee (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 23, 2006).

Exhibit 4.2

Amended and Restated Trust Agreement, dated as of August 22, 2006, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 99.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 23, 2006).

Exhibit 10.1

Receivables Purchase Agreement, dated as of August 1, 2006, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 99.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 23, 2006).

Exhibit 10.2

Sale and Servicing Agreement, dated as of August 1, 2006, among the Issuing Entity, the Depositor and USAA Federal Savings Bank, as seller and servicer (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 23, 2006).

Exhibit 10.3

Administration Agreement, dated as of August 22, 2006, among the Issuing Entity, the Administrator and the Indenture Trustee (incorporated by reference from Exhibit 99.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on August 23, 2006).

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of JPMorgan Chase Bank, National Association.

Exhibit 33.3	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of The Bank of New York.

Exhibit 33.4	Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of FDI Computer Consulting, Inc.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of PricewaterhouseCoopers LLP, on behalf of JPMorgan Chase Bank, National Association.

Exhibit 34.3	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of The Bank of New York.

Exhibit 34.4	Attestation Report on Assessment of Compliance with the Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of FDI Computer Consulting, Inc.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2006.